Form 10QSB
period 1996-03-31
POSITIVE RESPONSE TELEVISION INC
filed 1996-05-16
CIK 921044

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.




/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996 COMMISSION FILE NO. 0-23748


                       POSITIVE RESPONSE TELEVISION, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)



     CALIFORNIA                                             95-4162208
(STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
         OF INCORPORATION)                             IDENTIFICATION NUMBER)



                       14724 VENTURA BOULEVARD, SUITE 600
                           SHERMAN OAKS, CA 91403-3501
                     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (818) 380-6900

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.


                              YES   X   NO
                                  ----     ----

AS OF MAY 13, 1996 THE REGISTRANT HAD 3,598,077 SHARES OF ITS COMMON STOCK, ISSUED AND OUTSTANDING.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:   YES       NO  X
                                                     ----     ----

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                  POSITIVE RESPONSE TELEVISION, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 1996              1995
                                                                          --------------      --------------
                                                                           (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                               $    987,000       $    725,000
   Restricted cash                                                            1,500,000          1,500,000
   Royalties receivable                                                         556,000            863,000
   Accounts receivable, net of allowance for doubtful accounts                4,465,000          4,887,000
   Inventories                                                                2,022,000          2,413,000
   Infomercial production costs, net of accumulated amortization              2,114,000          1,877,000
   Current portion of notes receivable                                          371,000            381,000
   Prepaid air time                                                           1,879,000          2,024,000
   Prepaid income taxes                                                          77,000              2,000
   Prepaid expenses and other current assets                                    803,000            628,000
   Deferred air time                                                          2,392,000          1,647,000
   Due from officers                                                             77,000            121,000
                                                                         --------------      --------------
      Total current assets                                                   17,243,000         16,868,000
NOTES RECEIVABLE, NET OF CURRENT PORTION                                        129,000            129,000
FURNITURE, FIXTURES AND EQUIPMENT, net                                          618,000            622,000
OTHER ASSETS                                                                    547,000            434,000
                                                                         --------------      --------------
   TOTAL ASSETS                                                            $ 18,537,000       $ 18,053,000
                                                                         --------------      --------------
                                                                         --------------      --------------

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                       $   1,329,000      $   1,001,000
   Accrued professional fees                                                    388,000            323,000
   Deferred revenues                                                            373,000            274,000
   Allowance for returns                                                      1,307,000          1,394,000
   Other accrued expenses                                                     1,151,000          1,280,000
   Note payable - bank                                                        1,578,000          1,839,000
   Current portion of long-term debt                                             25,000             25,000
   Profit participation payable                                                 520,000            276,000
   Income taxes payable                                                           8,000
   Deferred Income taxes                                                         20,000             20,000
                                                                         --------------      --------------
     Total current liabilities                                                6,699,000          6,432,000

LONG-TERM DEBT                                                                   85,000             91,000
                                                                         --------------      --------------
   Total liabilities                                                          8,784,000          6,523,000
                                                                         --------------      --------------
SHAREHOLDERS' EQUITY
   Preferred stock, no par value; 5,000,000 shares authorized, none issued or outstanding
   Capital stock, no par value; 15,000,000 shares authorized,
      3,598,077 issued and outstanding                                       11,563,000         11,352,000
   Retained earnings                                                            190,000            178,000
                                                                         --------------      --------------
      Total shareholders' equity                                             11,753,000         11,530,000
                                                                         --------------      --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 18,537,000       $ 18,053,000
                                                                         --------------      --------------
                                                                         --------------      --------------

               See notes to consolidated financial statements.

               POSITIVE RESPONSE TELEVISION, INC. AND SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                       1996            1995
                                                  -------------    ------------
REVENUES
   Product sales                                   $ 11,864,000    $ 20,741,000
   Air time sales                                     2,275,000         858,000
   Royalty income                                       403,000       1,794,000
   Production income                                          -              -
   Other                                                 24,000          47,000
                                                  -------------    ------------
   Total revenues                                    14,566,000      23,440,000
                                                  -------------    ------------

OPERATING COSTS AND EXPENSES
   Cost of goods sold                                 2,968,000       5,258,000
   Other direct operating costs                       9,606,000      16,649,000
   Profit participation                                 453,000          52,000
   General and administrative                         1,502,000       1,520,000
                                                  -------------    ------------
   Total operating costs and expenses                14,529,000      23,479,000
                                                  -------------    ------------

INCOME (LOSS) FROM OPERATIONS                            37,000         (39,000)
                                                  -------------    ------------

OTHER INCOME (EXPENSE)
   Interest income (expense), net                       (18,000)         40,000
   Other                                                      -           1,000
                                                  -------------    ------------
                                                  -------------    ------------

   Total other income (expense)                         (18,000)         41,000
                                                  -------------    ------------
                                                  -------------    ------------

INCOME BEFORE PROVISION FOR
   INCOME TAXES                                          19,000           2,000

PROVISION FOR INCOME TAXES                                8,000           1,000
                                                  -------------    ------------
NET INCOME                                         $     11,000    $      1,000
                                                  -------------    ------------
                                                  -------------    ------------

INCOME PER COMMON SHARE
   Primary                                         $       0.00    $       0.00
   Fully diluted                                   $       0.00    $       0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
   Primary                                            3,679,037       3,778,399
   Fully diluted                                      3,679,037       3,835,870


                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         POSITIVE RESPONSE TELEVISION, INC. AND SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                               THREE MONTHS ENDED MARCH 31,
                                                            ----------------------------------
                                                                1996                   1995
                                                            ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       11,000                 1,000
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                 232,000                50,000
  Deferred income taxes                                               -                 1,000
  Changes in operating assets and liabilities
    Royalties receivable                                        107,000                84,000
    Accounts receivable                                         422,000            (1,999,000)
    Inventories                                                 391,000              (443,000)
    Infomercial production costs                               (400,000)             (382,000)
    Prepaid air time                                            145,000               (41,000)
    Deferred air time                                          (746,000)            2,494,000
    Prepaid income taxes                                        (75,000)
    Prepaid expenses and other current assets                  (176,000)             (194,000)
    Notes receivable                                             10,000                99,000
    Other noncurrent assets                                    (137,000)             (105,000)
    Accounts payable                                            328,000               100,000
    Accrued professional fees                                    65,000               (31,000)
    Deferred revenues                                            98,000               366,000
    Allowance for returns                                       (87,000)              667,000
    Other accrued expenses                                     (126,000)             (251,000)
    Profit participation payable                                244,000              (384,000)
    Income taxes payable                                          8,000
                                                            -----------          ------------
      Net cash provided by operating activities                 315,000                32,000
                                                            -----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture, fixtures and equipment                (42,000)              (65,000)
  Due from officers                                              44,000                38,000
  Other                                                           1,000                 8,000
                                                            -----------          ------------
    Net cash provided by (used in) investing activities           3,000               (19,000)
                                                            -----------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common shares                       211,000
  Payment of bank loan                                         (261,000)
  Other                                                          (6,000)               (6,000)
                                                            -----------          ------------
  Net cash used in financing activities                         (58,000)               (6,000)
                                                            -----------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       262,000                 7,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  725,000             3,247,000
                                                            -----------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   987,000          $  3,254,000
                                                            -----------          ------------
                                                            -----------          ------------

                          See notes to consolidated financial statements.

                        POSITIVE RESPONSE TELEVISION, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      (Unaudited)


1.  THE COMPANY

  Positive Response Television, Inc. (the "Company"), is a California corporation based in Sherman Oaks, California. The Company produces infomercials (television shows featuring various consumer products designed to motivate television viewers to place telephone orders for such products) and generates product sales through the airing of such infomercials and through other distribution channels. The consolidated financial statements include the Company and its wholly owned subsidiaries, Positive Response Media, Inc. ("PRM") and Positive Response Telemarketing, Inc. ("PRTI"). Ventures in which the Company does not own a majority interest are accounted for on the equity method. All intercompany accounts and transactions are eliminated in consolidation.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Regulation S-B. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly, the financial position, results of operations and cash flows for all periods presented, have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results expected for the entire year ending December 31, 1996. Certain prior year account balances have been reclassified to conform to current year classifications.

 PRM, which buys and sells air time, became an operating unit of the Company on January 1, 1994, the date of its acquisition, in connection with which the Company issued 3,546 shares of its common stock. PRTI, which is engaged in outbound telemarketing and also provides customer service, was incorporated on May 11, 1994 and commenced operations in July 1994.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 INFOMERCIAL PRODUCTION COSTS - Production costs are capitalized when incurred. The Company amortizes such costs based upon the ratio of current revenues to total expected revenues. Additionally, unamortized deferred production costs are written off when management determines that such costs are not recoverable.

 PREPAID AIR TIME - Prepaid air time represents purchased television air time scheduled to air subsequent to the balance sheet date.

 DEFERRED AIR TIME - The Company defers a portion of purchased television air time that aired during the current period based on a pro rata share of shipped versus unshipped orders as of the balance sheet date.

  ALLOWANCE FOR RETURNS - The allowance for returns is accounted for using the accrual method and is estimated based on historical rates and actual returns occurring subsequent to the balance sheet date.

   REVENUES - Revenues are composed of 1) product sales generated through the airing of infomercials, 2) bulk sales to distributors for retail distribution, 3) sale of television air time to third parties and ventures accounted for under the equity method, 4) royalties based on product sales generated by companies to whom the Company has granted certain marketing and distribution rights on its products, and 5) production income, representing reimbursements by third parties for approved infomercial production costs. Product sales and royalties are recognized when products are shipped. Air time sales are recognized when aired.

   OTHER DIRECT OPERATING COSTS - Other direct operating costs consist primarily of air time costs, fulfillment costs, telemarketing service costs and other selling costs.

 INCOME TAXES - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income tax assets and liabilities.

 EARNINGS PER SHARE - Earnings per share amounts are computed based on the actual weighted average number of common stock and dilutive common equivalent shares (stock options and warrants) using the treasury stock method.

 USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The most significant estimates relate to inventory obsolescence, infomercial production costs and the allowance for returns.

3. PROFIT PARTICIPATION AND INVESTMENT IN VENTURES

 The Company operates certain infomercial campaigns through profit participation arrangements which generally involve a sharing of the net profits of the respective campaigns between the Company and its profit participants or venture partners. The portion of the net profits due to the profit participants or venture partners is reflected as components of operating costs and expenses and current liabilities.

4. LINES OF CREDIT

 The Company has a $1,350,000 bank line of credit (the "Line") to finance operations and inventory purchases, pursuant to which the Company must maintain a $1,500,000 security deposit with the bank. In addition, $200,000 of the Line is applied as a reserve against the Company's merchant card activity for future returns and charge-backs. The Line matures on August 1, 1996 and bears interest at a rate per annum one-half percent (1/2%) below the prime rate in effect from time to time. As of March 31, 1996, the Company's borrowings under this Line was $328,000. Net of total open letters of credit of $370,000, the total available on the Line at March 31, 1996 was $452,000.

 The Company also has a $2,500,000 line of credit (the "Second Line") with another institution to finance operations and inventory purchases. This line of credit contains certain financial covenants, which provide, among other things, for the maintenance of a minimum consolidated net worth and restrictions on certain expenditures. The Second Line is secured by certain of the Company's assets, including accounts receivable and inventory. The Second Line is renewable annually on May 1st and bears interest at a rate per annum one percent (1%) above the bank's reference rate. Effective May 1, 1996, the Second Line was extended to June 1, 1996. As of March 31, 1996, the Company had borrowed $1,250,000 under this Second Line.

 As of March 31, 1996, the Company was not in compliance with the minimum net worth and liquidity requirements under the Second Line. Although the bank has not granted a waiver for these defaults, it has elected not to pursue any of its remedies under the Second Line at this time pending the merger with National Media (see Note 6). In the event the merger is not consummated, the Company plans to negotiate the agreement.

5. LITIGATION

 On May 1, 1995, a purported class action suit was filed in the United
States District Court for the Central District of California (the "Court") against the Company and its principal executive officers alleging that the Company had made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased common stock of the Company during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was filed on June 9, 1995, which complaint added more plaintiffs and expanded the class period to November 1994 to April 28, 1995. The Company moved to dismiss the amended complaint and the complaint was dismissed by the Court in late July 1995. The plaintiffs were granted sixty days leave to file another amended complaint to allow them an attempt to state valid claims against the Company.

 On or about September 25, 1995, the plaintiffs filed a Second Amended Complaint ("SAC"). The SAC added new defendants and attempts to set forth new facts to support plaintiffs' entitlement to legal relief. On October 31, 1995, the Company again moved to dismiss plaintiffs' entire action. The Court denied the motion on December 11, 1995. Discovery is continuing.

 The Company is a defendant in a number of commercial litigation matters. Management of the company does not believe that the disposition of any of these matters will have a materially adverse effect on the Company's financial condition.

6. MERGER WITH NATIONAL MEDIA

 On January 17, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), by and among the Company, National Media and a wholly-owned subsidiary of National Media ("Merger Sub"), pursuant to which the Company will be merged with and into Merger Sub (the "Merger"), the Company's separate corporate existence will be extinguished, and the equity interest of the Company's shareholders in the Company will cease. The surviving corporation will be renamed "Positive Response Television, Inc." and it will continue as a wholly-owned subsidiary of National Media. The Merger Agreement was subsequently amended on April 4, 1996.

 Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of the Company (other than, in limited circumstances, shares as to which dissenters' rights of appraisal have been perfected under Chapter 13 of the California Corporations code and shares held by National Media) will be converted into the right to receive a maximum .5239 shares (the "Exchange Ratio") of NMC's common stock, $.01 par value per share ("NMC Common Stock"), less a pro rata portion of any Reduction Amount (as defined below). The Reduction Amount is defined as that number of shares of NMC Common Stock equal to (x) two, multiplied by (y) the amount, if any, by which the Minimum Shareholders' Equity (as defined below) exceeds the Company's shareholders' equity as of December 31, 1995 (subject to adjustment for any material changes thereto which occur after such date and subject to reduction for certain agreed upon balance sheet items), divided by (z) $14.125. For purposes of the Merger Agreement, "Minimum Shareholders' Equity" is defined as $13,000,000, less the amount of all costs incurred by the Company directly in connection with the Merger Agreement, the Merger and the transactions contemplated thereby and given effect in the Company's financial statements. The Merger Agreement also provides that, under certain circumstances, a number of shares of NMC Common Stock equal in dollar value (based upon a price of $14.125 per share of NMC Common Stock) to certain of the Company's balance sheet items and otherwise issuable, on a pro rata basis, to the shareholders of the Company (the Escrow Shares") will be held in escrow and will be deliverable out of escrow, if at all, within approximately 18 months after the anticipated date of closing, only upon the realization of the value of such items and the satisfaction of certain conditions set forth in the Merger Agreement and an Escrow Agreement to be entered into pursuant thereto.

 The Merger Agreement also provides that each outstanding option to purchase shares of the Company's stock will be assumed by National Media upon the same terms and conditions as set forth in the Stock Option Plan and the agreement pursuant to which each such option was issued, subject, however, to appropriate adjustment (as to both number of shares and exercise price) to reflect the Exchange Ratio (and the effect of the Reduction Amount thereon). Similarly, each outstanding stock purchase right (if any) will be assumed by National Media upon the same terms and conditions as set forth in the agreement or instrument pursuant to which each such stock purchase right was issued or granted, subject, however, to appropriate adjustment (as to both number of shares and exercise or conversion price) to reflect the Exchange Ratio (and the effect of the Reduction Amount thereon). Currently, there are no such stock purchase rights outstanding.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

 The three months ended March 31, 1996 resulted in a net income of $11,000 compared to a net income of $1,000 for the three months ended March 31, 1995.
 Revenues for the three months ended March 31, 1996 decreased $8,874,000 or 38% from the three months ended March 31, 1995.

REVENUES


 The decrease in revenues is primarily attributable to product sales, which decreased by $8,877,000 or 43%, from $20,741,000 for the three months ended March 31, 1995 to $11,864,000 for the three months ended March 31, 1996. Additionally, royalty income decreased by $1,391,000 or 78%, from $1,794,000 for the three months ended March 31, 1995 to $403,000 for the three months ended March 31, 1996. These decreases were partly offset by an increase in air time sales, which increased by $1,417,000 or 165%, from $858,000 for the three months ended March 31, 1995 to $2,275,000 for the three months ended March 31, 1996.

PRODUCT SALES
 For the three months ended March 31, 1996, product sales, net of estimated provision for returns, primarily consisted of sales of the products "Eagle Eyes," "Men Are From Mars," and "Memory Power," which combined, accounted for approximately $8,203,000 or 69% of total sales of $11,864,000. For the three months ended March 31, 1995, product sales primarily consisted of sales of the products "Perfect Hair," "Memory Power," and "Super Slicer," which combined, accounted for $16,534,000 or 80% of total sales of $20,741,000.

AIR TIME SALES
 The decrease in product sales was partly due to a decrease in air time sales to Company owned and consolidated venture products, and an increase in air time sales to third parties as a percentage of total sales. The mix of air time sales to third parties to total air time sales (before elimination of sales to Company owned and consolidated venture products) increased from 7% ($858,000 of $13,111,000) for the three months ended March 31, 1995 to 24%
($2,275,000 of $9,480,000) for the three months ended March 31, 1996.

ROYALTY INCOME
  Royalty income decreased by $1,391,000 or 78%, for the three months ended March 31, 1996 versus the three months ended March 31, 1995. Royalty income for the three months ended March 31, 1996 related primarily to third party sales of the product "Super Slicer." Royalty income for three months ended March 31, 1995 related primarily to third party sales of the products "Perfect Hair" and "Super Slicer," which contributed royalty income totaling $1,545,000 or 86% of total royalty income.

COST OF GOODS SOLD

 Cost of goods sold decreased $2,290,000 or 44% from $5,258,000 for the three months ended March 31, 1995 to $2,968,000 for the three months ended March 31, 1996. The decrease corresponds to the decrease in product sales discussed above. Gross margin on product sales remained unchanged at 75% for the three month periods ended March 31, 1996 and 1995.

OTHER DIRECT OPERATING EXPENSES

 Other direct operating expenses, which consist of air time costs, amortization of show production costs, telemarketing and other selling costs, decreased $7,043,000 or 42% from $16,649,000 for the three months ended March 31, 1995 to $9,606,000 for the three months ended March 31, 1996. The decrease is primarily attributable to air time costs, which decreased $5,742,000 or 42%, from $13,632,000 for the three months ended March 31, 1995 to $7,890,000 for the three months ended March 31, 1996. In addition, telemarketing expenses decreased $493,000 or 43%, from $1,158,000 for the three months ended March 31, 1995 to $665,000 for the three months ended March 31, 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

 General and administrative expenses decreased $18,000 or 1% from $1,520,000 for the three months ended March 31, 1995 to $1,502,000 for the three months ended March 31, 1996. The decrease is primarily attributable to reduced staffing at PRTI during the three months ended March 31, 1996.


PROFIT PARTICIPATION

 Profit participation payable to venture partners increased by $401,000 or 771%, from $52,000 for the three months ended March 31, 1995 to $453,000 for the three months ended March 31, 1996. The increase is primarily the result of a higher mix of sales in venture products as opposed to Company owned products during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

 The Company's cash and cash equivalents increased by $262,000 from $725,000 at December 31, 1995 to $987,000 at March 31, 1996. Total cash provided by operations was $315,000, primarily reflecting decreases in accounts receivable and inventory and an increase in accounts payable, offset by a decrease in deferred air time costs. The Company maintains a $1,350,000 Line, secured by a $1,500,000 cash deposit. $200,000 of the available line of credit has been applied as a reserve against the Company's merchant card activity for future returns and chargebacks. As of March 31, 1996, the Company had $328,000 in borrowings under this Line. The Company also maintains a Second Line with another institution, which is secured by certain of the Company's assets, including accounts receivable and inventory. As of March 31, 1996, the Company had $1,250,000 in borrowings under the Second Line. The Company was not in compliance with the minimum net worth and liquidity requirements under the Second Line as of March 31, 1996. Although the bank has not granted a waiver for these defaults, it has elected not to pursue any of its remedies under the Second Line at this time pending the merger with National Media (see Note 6). In the event the merger is not consummated, the Company plans to negotiate the agreement.

                             PART II - OTHER INFORMATION



Item 1. LEGAL PROCEEDINGS

             On May 1, 1995, a purported class action suit was filed in the United States District Court for the Central District of California (the "Court") against the Company and its principal executive officers alleging that the Company had made false and misleading statements in its public filings, press releases and other public statements with respect to its business and financial prospects. The suit was filed on behalf of all persons who purchased common stock of the Company during the period from January 4, 1995 to April 28, 1995. The suit seeks unspecified compensatory damages and other equitable relief. An amended complaint was filed on June 9, 1995, which complaint added more plaintiffs and expanded the class period to November 1994 to April 28, 1995. The Company moved to dismiss the amended complaint and the complaint was dismissed by the Court in late July 1995. The plaintiffs were granted sixty days leave to file another amended complaint to allow them an attempt to state valid claims against the Company.

              On or about September 25, 1995, the plaintiffs filed a Second Amended Complaint ("SAC"). The SAC added new defendants and attempts to set forth new facts to support plaintiffs' entitlement to legal relief. On October 31, 1995, the Company again moved to dismiss plaintiffs' entire action. The Court denied the motion on December 11, 1995. Discovery is continuing.



Item 5. OTHER INFORMATION

              On January 17, 1996, the Company entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement"), by and among the Company, National Media and a wholly-owned subsidiary of National Media ("Merger Sub"), pursuant to which the Company will be merged with and into Merger Sub (the "Merger"), the Company's separate corporate existence will be extinguished, and the equity interest of the Company's shareholders in the Company will cease. The surviving corporation will be renamed "Positive Response Television, Inc." and it will continue as a wholly-owned subsidiary of National Media. The Merger Agreement was subsequently amended on April 4, 1996.

         Pursuant to the terms of the Merger Agreement, each outstanding share of common stock of the Company (other than, in limited circumstances, shares as to which dissenters' rights of appraisal have been perfected under Chapter 13 of the California Corporations code and shares held by National Media) will be converted into the right to receive a maximum .5239 shares (the "Exchange Ratio") of NMC's common stock, $.01 par value per share ("NMC Common Stock"), less a pro rata portion of any Reduction Amount (as defined below). The Reduction Amount is defined as that number of shares of NMC Common Stock equal to (x) two, multiplied by (y) the amount, if any, by which the Minimum Shareholders' Equity (as defined below) exceeds the Company's shareholders' equity as of December 31, 1995 (subject to adjustment for any material changes thereto which occur after such date and subject to reduction for certain agreed upon balance sheet items), divided by (z) $14.125. For purposes of the Merger Agreement, "Minimum Shareholders' Equity" is defined as $13,000,000, less the amount of all costs incurred by the Company directly in connection with the Merger Agreement, the Merger and the transactions contemplated thereby and given effect in the Company's financial statements. The Merger Agreement also provides that, under certain circumstances, a number of shares of NMC Common Stock equal in dollar value (based upon a price of $14.125 per share of NMC Common Stock) to certain of the Company's balance sheet items and otherwise issuable, on a pro rata basis, to the shareholders of the Company (the Escrow Shares") will be held in escrow and will be deliverable out of escrow, if at all, within approximately 18 months after the anticipated date of closing, only upon the realization of the value of such items and the satisfaction of certain conditions set forth in the Merger Agreement and an Escrow Agreement to be entered into pursuant thereto.

         The Merger Agreement also provides that each outstanding options to purchase shares of the Company's stock will be assumed by National Media upon the same terms and conditions as set forth in the Stock Option Plan and the agreement pursuant to which each such option was issued, subject, however, to appropriate adjustment (as to both number of shares and exercise price) to reflect the Exchange Ratio (and the effect of the Reduction Amount thereon). Similarly, each outstanding stock purchase right (if any) will be assumed by National Media upon the same terms and conditions as set forth in the agreement or instrument pursuant to which each such stock purchase right was issued or granted, subject, however, to appropriate adjustment (as to both number of shares and exercise or conversion price) to reflect the Exchange Ratio (and the effect of the Reduction Amount thereon). Currently, there are no such stock purchase rights outstanding.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS.

            10.14 Agreement and Plan of Merger and Reorganization among Registrant, National Media and PRT Acquisition Corporation dated as of January 17, 1996 and amended as of April 4, 1996.

           27.1  Financial Data Schedule.

         (b) FORM 8-K.

           On January 25, 1996, Registrant filed a Form 8-K reporting, in
        Item 5 thereof, the execution of the Merger Agreement.

SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 14, 1996

      POSITIVE RESPONSE TELEVISION, INC.



       By /s/ Stephen A. Weber
          ------------------------------------
          Stephen A. Weber
          President and Chief Financial Officer